Form 10-K
period 2007-12-31
SLM Student Loan Trust 2007-1
filed 2008-03-28
CIK 1385026

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number of issuing entity: 333-132315-12
SLM STUDENT LOAN TRUST 2007-1
(Exact name of issuing entity as specified in its charter)
Commission File Number of depositor: 333-132315
SLM FUNDING LLC
(Exact name of depositor as specified in its charter)
SALLIE MAE, INC.
(Exact name of sponsor as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation)	61-1466416 04-3480392 54-1843973 (I.R.S. Employer Identification Nos.)
c/o The Bank of New York
Trust Company, N.A.
10161 Centurion Parkway
Jacksonville, Florida 32256
(Address of principal executive offices of issuing entity)
(703) 984-6419
Registrant’s telephone number, including area code
     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     Not applicable.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     Not applicable.
     Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.
     Not applicable.
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).
     Not applicable.
     This Annual Report on Form 10-K (the “Report”) is filed with respect to SLM Student Loan Trust 2007-1 (the “Issuing Entity”). Certain information requested by this Report is omitted pursuant to Regulation AB (17 CFR 229.1101) and SEC Releases 33-8518; 34-50905; December 24, 2004 (“Regulation AB”) and General Instruction J to Form 10-K.

PART I
Item 1. Business
Omitted.
Item 1A. Risk Factors
Omitted.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Omitted.
Item 3. Legal Proceedings
Omitted.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted.
The following is substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligor Financial Information
     No single obligor represents more than 10% of the pool assets held by the Issuing Entity.
Items 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information
     No entity or group of affiliated entities provides external credit enhancement or other support with respect to payments on the notes issued by the Issuing Entity.
Item 1117 of Regulation AB. Legal Proceedings
     No legal proceedings are pending against the Issuing Entity, Sallie Mae, Inc., as the Sponsor, the Servicer and the Administrator, SLM Funding LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-132315 (the “Registrant”) or Deutsche Bank Trust Company Americas, as the Indenture Trustee, that are or would be material to the holders of the notes issued by the Issuing Entity.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Omitted.
Item 6. Selected Financial Data
Omitted.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Omitted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Omitted.
Item 8. Financial Statements and Supplementary Data
Omitted.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Omitted.
Item 9A. Controls and Procedures
Omitted.
Item 9B. Other Information
Nothing to report.
The following is substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
     Pursuant to the Instruction to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this Report because substantially the same information related to affiliates of the Issuing Entity and certain relationships and related transactions is provided in the section titled “The Sponsor, Servicer and Administrator” of the base prospectus, previously filed with the SEC on January 18, 2007 pursuant to Securities Act Rule 424, file number 333-132315.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
      Sallie Mae, Inc., as the Servicer, Sallie Mae, Inc., as the Administrator and Deutsche Bank Trust Company Americas, as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.
Item 1123 of Regulation AB. Servicer Compliance Statement
     A Servicer Compliance Statement for each of Sallie Mae, Inc., as Servicer and Sallie Mae, Inc., as Administrator, is included as an exhibit to this Report.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Omitted.
Item 11. Executive Compensation
Omitted.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted.
Item 13. Certain Relationships, Related Transactions, and Director Independence
Omitted.
Item 14. Principal Accountant Fees and Services
Omitted.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of January 25, 2007 among SLM Student Loan Trust 2007-1, Chase Bank USA, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.4 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 29, 2007.

10.1	Incorporated by reference as Exhibit 4.1

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, as of and for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Administrator, as of and for the year ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, as of and for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Administrator, as of and for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2007.

35.1	Statement of Compliance of Sallie Mae, Inc. under the Servicing Agreement for the year ended December 31, 2007.

35.2	Statement of Compliance of Sallie Mae, Inc. under the Administration Agreement for the year ended December 31, 2007.
(c)	Omitted.

(d) Reports on Form 8-K. The Administrator, on behalf of the SLM Student Loan Trust 2007-1, filed three (3) Current Reports on Form 8-K with the SEC during the period covered by this Report. They are:

•	On January 25, 2007, certain legal opinions in connection with the issuance by SLM Student Loan Trust 2007-1 of its Student Loan-Backed Notes.

•	On January 29, 2007, in connection with the closing of the issuance by SLM Student Loan Trust 2007-1 of its Student Loan-Backed Notes.

•	On June 5, 2007, in connection with the resignation of Chase Bank USA, National Association, as Eligible Lender Trustee, as of May 31, 2007, and the appointment of The Bank of New York Trust Company, N.A. as successor Eligible Lender Trustee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 26, 2008	SLM FUNDING LLC,
the Depositor for itself as Registrant and on behalf of the SLM Student Loan Trust 2007-1

	By:	/s/ J. LANCE FRANKE Name: J. Lance Franke Title: Vice President (Senior Securitization Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Indenture dated as of January 25, 2007 among SLM Student Loan Trust 2007-1, Chase Bank USA, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.4 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 29, 2007.

10.1	Incorporated by reference as Exhibit 4.1

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, as of and for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Administrator, as of and for the year ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, as of and for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Administrator, as of and for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2007.

35.1	Statement of Compliance of Sallie Mae, Inc. under the Servicing Agreement for the year ended December 31, 2007.

35.2	Statement of Compliance of Sallie Mae, Inc. under the Administration Agreement for the year ended December 31, 2007.